Form 10-K
period 2006-12-31
HOME EQUITY ASSET TRUST 2006-5
filed 2007-03-30
CIK 1365186

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
UNITED STATES
FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(State or Other
Jurisdiction
(Telephone number,
including area code)
Credit Suisse First Boston Mortgage Securities Corp.
Delaware
(I.R.S. Employer Identification No.)
13-3320910
(Commission file number of Issuing Entity)
(Address of Principal Executive Offices)
New York, New York
11 Madison Avenue
(Zip Code)
10010
(212)-325-2000
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
For the fiscal year ended December 31, 2006
or
For the transition period from _____________ to _____________
(Exact name of Issuing Entity)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[ Yes]
CSFB Home Equity Asset Trust 2006-5
Documents incorporated by reference:
None
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.
[X No]
[ Yes] [X No]
[X Yes] [ No]
[X]
[ Yes] [X No]
Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [X]
(Exact Name of Registrant as Specified in its Charter)
(Exact Name of Sponsor as Specified in its Charter)
Credit Suisse First Boston Mortgage Securities Corp.
DLJ MORTGAGE CAPITAL, INC.
333-130884-09
PART I
Item 1. Business.
Item 1A. Risk Factors.
Item 1B. Unresolved Staff Comments.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
None.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.
PART II
None.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accounting Fees and Services.
PART III
Omitted.
Omitted.
Omitted.
Omitted.
Omitted.
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K.
Item 1112(b) of Regulation AB.
None.
Item 1114(b)(2) of Regulation AB.
None.
Item 1117 of Regulation AB.
Item 1119 of Regulation AB.
None.
Item 1122 of Regulation AB.
Servicer Compliance Statement.
Significant Obligors of Pool Assets (Financial Information).
Item 1115(b) of Regulation AB.
Credit Enhancement and Other Support, Except for Certain Derivatives
Instruments (Information Regarding Significant Enhancement
Providers Financial Information).
Certain Derivatives Instruments (Financial Information).
Legal Proceedings.
Affiliations and Certain Relationships and Related Transactions.
Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB.
The registrant knows of no material pending legal proceedings involving the entities contemplated by Item 1117 of
Regulation AB, other than routine litigation incidental to the duties of those respective parties.
None.
a) Chase Home Finance LLC, as Sub-servicer for JPMorgan Chase Bank, N.A., as Servicer
b) J.P. Morgan Trust Company, N.A, as Custodian
c) JP Morgan Chase Bank, N.A., as Servicer
d) LaSalle Bank National Association, as Custodian
e) Select Portfolio Servicing, Inc., as Servicer
f) The Bank of New York and The Bank of New York Trust Company, as Successor in interest to J.P.
Morgan Trust Company, as Custodian
g) U.S. Bank National Association, as Trustee
h) Wells Fargo Bank, N.A., as Custodian
i) Wells Fargo Bank, N.A., as Servicer and Sub-Servicer
a) Chase Home Finance LLC, as Sub-servicer for JPMorgan Chase Bank, N.A., as Servicer
b) JP Morgan Chase Bank, N.A., as Servicer
c) Select Portfolio Servicing, Inc., as Servicer
d) Wells Fargo Bank, N.A., as Servicer
e) Wells Fargo Bank, N.A., as Sub-Servicer
The 1122 statements for Wells Fargo Bank, N.A. have disclosed the following instances of material noncompliance:
with respect to Item 1122(d)(3)(i), the Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security vas provided; with respect to Item 1122(d)(4)(vii), the Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.
a) Exhibits
Item 15. Exhibits, Financial Statement Schedules.
b) Not applicable.
c) Omitted.
PART IV
4)
10) Incorporated by reference as Exhibit (4).
31) Rule 13a-14(d)/15d-14(d) Certifications.
33) Reports on assessment of compliance with servicing criteria for asset-backed securities.
34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
35) Servicer compliance statement.
The Pooling and Servicing Agreement, dated as of June 1, 2006 by and among Credit Suisse First Boston Mortgage
Securities Corp., as Depositor, DLJ Mortgage Capital, Inc., as Seller, Wells Fargo Bank, N.A., as Servicer, JPMorgan
Chase Bank, National Association, as Servicer, Select Portfolio Servicing, Inc., as Servicer, Clayton Fixed Income
Services Inc., as Credit Risk Manager and U.S. Bank National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the issuing entity, as filed with the Commission on July
20, 2006).
a) Chase Home Finance LLC, as Sub-servicer for JPMorgan Chase Bank, N.A., as Servicer
b) J.P. Morgan Trust Company, N.A, as Custodian
c) JP Morgan Chase Bank, N.A., as Servicer
d) LaSalle Bank National Association, as Custodian
e) Select Portfolio Servicing, Inc., as Servicer
f) The Bank of New York and The Bank of New York Trust Company, as Successor in interest to J.P.
Morgan Trust Company, as Custodian
g) U.S. Bank National Association, as Trustee
h) Wells Fargo Bank, N.A., as Custodian
i) Wells Fargo Bank, N.A., as Servicer and Sub-Servicer
a) Chase Home Finance LLC, as Sub-servicer for JPMorgan Chase Bank, N.A., as Servicer
b) J.P. Morgan Trust Company, N.A, as Custodian
c) JP Morgan Chase Bank, N.A., as Servicer
d) LaSalle Bank National Association, as Custodian
e) Select Portfolio Servicing, Inc., as Servicer
f) The Bank of New York and The Bank of New York Trust Company, as Successor in interest to J.P.
Morgan Trust Company, as Custodian
g) U.S. Bank National Association, as Trustee
h) Wells Fargo Bank, N.A., as Custodian
i) Wells Fargo Bank, N.A., as Servicer and Sub-Servicer
a) Chase Home Finance LLC, as Sub-servicer for JPMorgan Chase Bank, N.A., as Servicer
b) JP Morgan Chase Bank, N.A., as Servicer
c) Select Portfolio Servicing, Inc., as Servicer
d) Wells Fargo Bank, N.A., as Servicer
e) Wells Fargo Bank, N.A., as Sub-Servicer
SIGNATURES
By (Signature and Title):
Date
March 29, 2007
/s/Bruce Kaiserman
Bruce Kaiserman
Vice President
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant) :
Credit Suisse First Boston Mortgage Securities Corp.
EXHIBIT INDEX
EXHIBIT DESCRIPTION
Exhibit 31 Rule 13a-14(d)/15d-14(d) Certifications.
Exhibit 33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
Exhibit 35 Servicer compliance statement.
a) Chase Home Finance LLC, as Sub-servicer for JPMorgan Chase Bank, N.A., as Servicer
b) J.P. Morgan Trust Company, N.A, as Custodian
c) JP Morgan Chase Bank, N.A., as Servicer
d) LaSalle Bank National Association, as Custodian
e) Select Portfolio Servicing, Inc., as Servicer
f) The Bank of New York and The Bank of New York Trust Company, as Successor in interest to J.P.
Morgan Trust Company, as Custodian
g) U.S. Bank National Association, as Trustee
h) Wells Fargo Bank, N.A., as Custodian
i) Wells Fargo Bank, N.A., as Servicer and Sub-Servicer
a) Chase Home Finance LLC, as Sub-servicer for JPMorgan Chase Bank, N.A., as Servicer
b) J.P. Morgan Trust Company, N.A, as Custodian
c) JP Morgan Chase Bank, N.A., as Servicer
d) LaSalle Bank National Association, as Custodian
e) Select Portfolio Servicing, Inc., as Servicer
f) The Bank of New York and The Bank of New York Trust Company, as Successor in interest to J.P.
Morgan Trust Company, as Custodian
g) U.S. Bank National Association, as Trustee
h) Wells Fargo Bank, N.A., as Custodian
i) Wells Fargo Bank, N.A., as Servicer and Sub-Servicer
a) Chase Home Finance LLC, as Sub-servicer for JPMorgan Chase Bank, N.A., as Servicer
b) JP Morgan Chase Bank, N.A., as Servicer
c) Select Portfolio Servicing, Inc., as Servicer
d) Wells Fargo Bank, N.A., as Servicer
e) Wells Fargo Bank, N.A., as Sub-Servicer